Form 10-K
period 2010-12-31
SANTANDER DRIVE AUTO RECEIVABLES LLC; Santander Drive Auto Receivables Trust 2010-3
filed 2011-03-31
CIK 1383094, 1504615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number of the issuing entity: 333-165432-01
SANTANDER DRIVE AUTO RECEIVABLES TRUST 2010-3
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor: 333-165432
SANTANDER DRIVE AUTO RECEIVABLES LLC
(Exact name of depositor as specified in its charter)
SANTANDER CONSUMER USA INC.
(Exact name of sponsor as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)
27-6857835
(I.R.S. Employer Identification No. of the issuing entity)
c/o Santander Drive Auto Receivables LLC
8585 North Stemmons Freeway, Suite 1100-N
Dallas, Texas 75247
(Address of principal executive offices)
(214) 292-1930
(Telephone number, including area code)
Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None
Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

PART I
Item 1B. Unresolved Staff Comments
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
PART II
Item 9B. Other Information
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statements
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 33.1
Exhibit 33.2
Exhibit 34.1
Exhibit 34.2
Exhibit 35.1

PART I
The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1: Business
Item 1A: Risk Factors
Item 2: Properties
Item 3: Legal Proceedings
Item 4: Reserved

Item 1B.	Unresolved Staff Comments.
Nothing to report.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Nothing to report.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).
Nothing to report.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Nothing to report.
Item 1117 of Regulation AB. Legal Proceedings.
Nothing to report.

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
Nothing to report.

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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Santander Consumer USA Inc. and U.S. Bank National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.
The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.		Description

1.1	*
Underwriting Agreement, dated as of November 18, 2010, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and Deutsche Bank Securities Inc., Santander Investment Securities Inc. and Citigroup Global Markets Inc., as underwriters

3.1	**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1	***
Indenture, dated as of November 24, 2010, between the Santander Drive Auto Receivables Trust 2010-3, as issuer (the “Issuer”),and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”)

10.1	***	Purchase Agreement, dated as of November 24, 2010, between SC USA and Santander Drive

10.2	***	Sale and Servicing Agreement, dated as of November 24, 2010, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3	***	Administration Agreement, dated as of November 24, 2010, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4	***
Amended and Restated Trust Agreement, dated as of November 24, 2010, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1		Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2		Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Ernst & Young LLP)

35.1		Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2010-3 (Commission File No. 333-165432-01) with the Securities and Exchange Commission on November 19, 2010.

**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2010-3 (Commission File No. 333-165432-01) with the Securities and Exchange Commission on November 24, 2010.
(c)	Not Applicable.
Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2011

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor
By:	/s/ Jason Kulas
	Name:	Jason Kulas
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

1.1	*
Underwriting Agreement, dated as of November 18, 2010, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and Deutsche Bank Securities Inc., Santander Investment Securities Inc. and Citigroup Global Markets Inc., as underwriters

3.1	**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1	***
Indenture, dated as of November 24, 2010, between the Santander Drive Auto Receivables Trust 2010-3, as issuer (the “Issuer”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”)

10.1	***	Purchase Agreement, dated as of November 24, 2010, between SC USA and Santander Drive

10.2	***	Sale and Servicing Agreement, dated as of November 24, 2010, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3	***	Administration Agreement, dated as of November 24, 2010, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4	***
Amended and Restated Trust Agreement, dated as of November 24, 2010, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1		Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2		Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Ernst & Young LLP)

35.1		Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2010-3 (Commission File No. 333-165432-01) with the Securities and Exchange Commission on November 19, 2010.

**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2010-3 (Commission File No. 333-165432-01) with the Securities and Exchange Commission on November 24, 2010.