Form 10-K
period 2010-12-31
SANTANDER DRIVE AUTO RECEIVABLES LLC; Santander Drive Auto Receivables Trust 2010-1
filed 2011-03-31
CIK 1383094, 1492093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number of the issuing entity: 333-139609-04
SANTANDER DRIVE AUTO RECEIVABLES TRUST 2010-1
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor: 333-139609
SANTANDER DRIVE AUTO RECEIVABLES LLC
(Exact name of depositor as specified in its charter)
SANTANDER CONSUMER USA INC.
(Exact name of sponsor as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)
27-6549872
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 33.1
Exhibit 33.2
Exhibit 34.1
Exhibit 34.2
Exhibit 35.1

PART I
The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1	: Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Reserved
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Santander Consumer USA Inc. and Wells Fargo Bank, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.
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
Underwriting Agreement, dated as of May 19, 2010, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and Wells Fargo Securities, LLC, Santander Investment Securities Inc. and Credit Suisse Securities (USA) LLC, as underwriters

3.1	**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1	***
Indenture, dated as of May 26, 2010, between the Santander Drive Auto Receivables Trust 2010-1, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1	***	Purchase Agreement, dated as of May 26, 2010, between SC USA and Santander Drive

10.2	***	Sale and Servicing Agreement, dated as of May 26, 2010, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3	***	Administration Agreement, dated as of May 26, 2010, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4	***
Amended and Restated Trust Agreement, dated as of May 26, 2010, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1		Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2		Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

Exhibit No.	Description

35.1	Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-1 (Commission File No. 333-139609-04) with the Securities and Exchange Commission on May 24, 2010.

**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) with the Securities and Exchange Commission on March 9, 2007.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-1 (Commission File No. 333-139609-04) with the Securities and Exchange Commission on May 27, 2010.
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
Underwriting Agreement, dated as of May 19, 2010, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and Wells Fargo Securities, LLC, Santander Investment Securities Inc. and Credit Suisse Securities (USA) LLC, as underwriters

3.1	**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1	***
Indenture, dated as of May 26, 2010, between the Santander Drive Auto Receivables Trust 2010-1, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1	***	Purchase Agreement, dated as of May 26, 2010, between SC USA and Santander Drive

10.2	***	Sale and Servicing Agreement, dated as of May 26, 2010, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3	***	Administration Agreement, dated as of May 26, 2010, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4	***
Amended and Restated Trust Agreement, dated as of May 26, 2010, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1		Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2		Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1		Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-1 (Commission File No. 333-139609-04) with the Securities and Exchange Commission on May 24, 2010.

**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) with the Securities and Exchange Commission on March 9, 2007.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-1 (Commission File No. 333-139609-04) with the Securities and Exchange Commission on May 27, 2010.