Form 10-K
period 2010-12-31
SANTANDER DRIVE AUTO RECEIVABLES LLC; Santander Drive Auto Receivables Trust 2010-2
filed 2011-03-31
CIK 1383094, 1496712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                       to                      .
Commission file number of the issuing entity: 333-139609-06
SANTANDER DRIVE AUTO RECEIVABLES TRUST 2010-2
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor: 333-139609
SANTANDER DRIVE AUTO RECEIVABLES LLC
(Exact name of depositor as specified in its charter)
SANTANDER CONSUMER USA INC.
(Exact name of sponsor as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)
27-6705244
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
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-33.1
EX-33.2
EX-34.1
EX-34.2
EX-35.1

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
Underwriting Agreement, dated as of August 19, 2010, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”), Credit Suisse Securities (USA) LLC, as an underwriter and as representative of Citigroup Global Markets Inc. and Santander Investment Securities Inc., as underwriters, and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as underwriters

3.1	**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1	***
Indenture, dated as of August 25, 2010, between the Santander Drive Auto Receivables Trust 2010-2, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1	***	Purchase Agreement, dated as of August 25, 2010, between SC USA and Santander Drive

10.2	***	Sale and Servicing Agreement, dated as of August 25, 2010, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3	***	Administration Agreement, dated as of August 25, 2010, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4	***
Amended and Restated Trust Agreement, dated as of August 25, 2010, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1		Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2		Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

Exhibit No.	Description

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-2 (Commission File No. 333-139609-06) with the Securities and Exchange Commission on August 23, 2010.

**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) with the Securities and Exchange Commission on March 7, 2007.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-2 (Commission File No. 333-139609-06) with the Securities and Exchange Commission on August 26, 2010.
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
Underwriting Agreement, dated as of August 19, 2010, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”), Credit Suisse Securities (USA) LLC, as an underwriter and as representative of Citigroup Global Markets Inc. and Santander Investment Securities Inc., as underwriters, and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as underwriters

3.1	**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1	***
Indenture, dated as of August 25, 2010, between the Santander Drive Auto Receivables Trust 2010-2, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1	***	Purchase Agreement, dated as of August 25, 2010, between SC USA and Santander Drive

10.2	***	Sale and Servicing Agreement, dated as of August 25, 2010, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3	***	Administration Agreement, dated as of August 25, 2010, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4	***
Amended and Restated Trust Agreement, dated as of August 25, 2010, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1		Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2		Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2		Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1		Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-2 (Commission File No. 333-139609-06) with the Securities and Exchange Commission on August 23, 2010.

**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) with the Securities and Exchange Commission on March 7, 2007.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2010-2 (Commission File No. 333-139609-06) with the Securities and Exchange Commission on August 26, 2010.