Form 10-K
period 2025-12-31
SANTANDER DRIVE AUTO RECEIVABLES LLC; Santander Drive Auto Receivables Trust 2025-4
filed 2026-03-26
CIK 1383094, 2094373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to     .

SANTANDER DRIVE AUTO RECEIVABLES TRUST 2025-4

(Exact name of issuing entity as specified in its charter)

Commission file number of the issuing entity: 333-284121-05

Central Index Key Number of issuing entity: 0002094373

SANTANDER DRIVE AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-284121

Central Index Key Number of depositor: 0001383094

SANTANDER CONSUMER USA INC.

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540151

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

33-6996959

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

Nothing to report

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Each of Santander Bank, N.A. and Computershare Trust Company, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statements

Santander Bank, N.A. has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. Santander Bank, N.A. has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	See Item 15(b) below.

(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

3.1	Certificate of Formation of Santander Drive (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-284121) with the Securities and Exchange Commission on January 3, 2025)

3.2	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.2 of Form SF-3 filed by Santander Drive (Commission File No. 333-284121) with the Securities and Exchange Commission on January 3, 2025)

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.3 of Form SF-3 filed by Santander Drive (Commission File No. 333-284121) with the Securities and Exchange Commission on January 3, 2025)

4.1	Indenture, dated as of November 19, 2025, between Santander Drive Auto Receivables Trust 2025-4, as issuer (the “Issuer”), and Computershare Trust Company, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

10.1	Purchase Agreement, dated as of November 19, 2025, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

10.2	Sale Agreement, dated as of November 19, 2025, between the Issuer and Santander Drive (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

10.3	Servicing Agreement, dated as of November 19, 2025, among the Issuer, Santander Drive, SC, as administrator and sponsor, Santander Bank, N.A. (“SBNA”), as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

10.4	Administration Agreement, dated as of November 19, 2025, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

10.5	Second Amended and Restated Trust Agreement, dated as of November 19, 2025, between Santander Drive and Citibank, N.A., not in its individual capacity but solely as owner trustee for the Issuer, and Citicorp Trust Delaware, National Association, not in its individual capacity but solely as Delaware trustee for the Issuer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

10.6	Asset Representations Review Agreement, dated as of November 19, 2025, among the Issuer, SC, as sponsor, SBNA, as servicer, and Clayton Fixed Income Services, LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Issuer (Commission File No. 333-284121-05) with the Securities and Exchange Commission on November 19, 2025)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SBNA)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Computershare Trust Company, National Association)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SBNA)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to Computershare Trust Company, National Association)

35.1	Servicer Compliance Statement (SBNA)

(c)	Not Applicable.

Item 16.	Form 10-K Summary

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